Form 10-K
period 1999-12-31
CIT MARINE TRUST 1999-A
filed 2000-03-31
CIK 1080347

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
       THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to __________

                        Commission file number: 000-25495

                             CIT MARINE TRUST 1999-A
             (Exact name of registrant as specified in its charter)

                Delaware                                      22-3636314
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

c/o The CIT Group Securitization Corporation II
650 CIT Drive
Livingston, New Jersey                                            07039
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (973) 740-5000

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

Item 1. Business.

      On February 23, 1999 The CIT Group Securitization Corporation II (the "Company") sold $325,000,000 aggregate principal amount of Class A-1 5.45% Asset-Backed Notes, $179,000,000 aggregate principal amount of Class A-2 5.80% Asset-Backed Notes, $117,000,000 aggregate principal amount of Class A-3 5.85% Asset-Backed Notes, $103,134,000 aggregate principal amount of Class A-4 6.25% Asset-Backed Notes (the "Notes") and $11,028,156 aggregate principal amount of 6.20% Asset-Backed Certificates (the "Certificates"). The Notes and the Certificates have the benefit of certain financial guaranty insurance policies issued by MBIA Insurance Corporation and funds deposited in a reserve account established pursuant to a Sale and Servicing Agreement between The CIT Group Securitization Corporation II, The CIT Group/Sales Financing, Inc., CIT Marine Trust 1996-A and the CIT Marine Trust 1999-A, dated as of February 1, 1999 (the "Sale and Servicing Agreement"). The Notes and Certificates were offered for sale to the public pursuant to a prospectus supplement dated February 12, 1999 to the prospectus dated September 29, 1998 (the "Prospectus").

      The Certificates represent an ownership interest in the CIT Marine Trust 1999-A (the "Trust") and the Notes represent obligations of the Trust. The Trust was created, and the Certificates were issued, pursuant to a Trust Agreement between The CIT Group Securitization Corporation II and Chase Manhattan Bank Delaware, as Owner trustee, dated as of February 1, 1999 (the "Trust Agreement"). The Notes were issued pursuant to an Indenture between the Trust and Harris Trust and Savings Bank, as Indenture Trustee, dated as of February 1, 1999 (the "Indenture").

      The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.

      Year 2000 Compliance. The CIT Group/Sales Financing, Inc. ("Servicer") successfully completed its Year 2000 transition and to date has not experienced any Year 2000 operational problems in its Information Technology (IT) systems and its non-IT systems. The Servicer has not received indications from any material third party that they have experienced any Year 2000 problems. Although the Servicer does not anticipate that Year 2000 problems will arise in its operations, the Servicer may continue to be exposed to Year 2000 risks from third parties.

Item 2. Properties.

      The property of the Trust primarily consists of a pool of marine installment sale contracts and direct loans secured by the new and used boats financed thereby (the "Contracts") and certain other property described in the Prospectus, including, without limitation, $27,568,581 which was deposited in the reserve account from the proceeds of loan made by the Servicer pursuant to a Loan Agreement among CIT Marine trust 1999-A, Harris trust and Savings Bank, as Indenture Trustee and The CIT Group/Sales Financing, Inc., as Servicer and Lender.

      Certain Contracts were acquired by the Company from The CIT Group/Sales Financing, Inc. pursuant to the terms of a Purchase Agreement between The CIT Group/Sales Financing, Inc. and The CIT Group Securitization Corporation II, dated as of February 1, 1999, and sold by the Company to the Trust pursuant to the Sale and Servicing Agreement. The remainder of the Contracts were acquired by the Trust from CIT Marine Trust 1996-A pursuant to the Sale and Servicing Agreement.

      Information related to the payment on the Contracts by the obligors under the Contracts is set forth in the 1999 Annual Statement of Trust filed as
Exhibit 99.3 to this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

      The Registrant knows of no material legal proceeding with respect to or involving the Owner Trustee, the Company or CITSF.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      The Notes are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended.

      As of January 5, 2000, 100% of the Class A-1 Notes were held in the nominee name of Cede & Co. for 15 beneficial owners, 100% of the Class A-2 Notes were held in the nominee name of Cede & Co. for 15 beneficial owners, 100% of the Class A-3 Notes were held in the nominee name of Cede & Co. for 3 beneficial owners, and 100% of the Class A-4 Notes were held in the nominee name of Cede & Co. for 18 beneficial owners. As of February 23, 1999, 2 definitive Certificates in the aggregate principal amount of $10,900,000 were held in the name of Goldman, Sachs & Co., and one definitive Certificate was held in the name of an affiliate of the Company as registered owner.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)   Exhibits:

               Exhibit Number    Description

                  19 Annual Accountants' Report with respect to the servicing of the contracts by the Servicer, pursuant to the Sale and Servicing Agreement.

                  99.1           Annual Officer's Certificate.

                  99.2           Management's Assertion.

                  99.3           1999 Annual Statement of Trust.

         (b)      Reports on Form 8-K:

                  Current Reports on Form 8-K are filed each month. The reports include as an exhibit, the Monthly Reports to Certificateholders. Current Reports on Form 8-K dated March 4, 1999, March 30, 1999, April 27, 1999, May 26, 1999, June 30,
                  1999, July 30, 1999, August 31, 1999, September 29, 1999,
                  October 27, 1999, November 30, 1999, December 30, 1999 and January 31, 2000 were filed with the Securities and Exchange Commission.

         (c),(d)  Omitted.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CIT Marine Trust 1999-A
                                      (Registrant)

                                      By:   The CIT Group/Sales Financing,
                                            Inc.,
                                            as Servicer

Dated:  March 31, 2000                By:   /s/ Frank Garcia
                                         --------------------------------------
                                      Name:  Frank Garcia
                                      Title: Vice President